Form 10QSB
period 2004-09-30
AUX (USA) INC.
filed 2004-11-15
CIK 1289277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended: September 30, 2004

|_|   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

      For the transition period from ________ to _________

                       Commission File Number: 0001289277

                                 AUX (USA) INC.
        (Exact name of Small Business Issuer as specified in its charter)

            DELAWARE                                       NONE
(State or other jurisdiction of                       (IRS Employer
          incorporation)                           Identification Number)

                               c/o ZhongTong Inc.
                         (315100) 566 East Yinzhou Road
                        Ningbo, Zhejiang Province, China
                    (Address of principal executive offices)

                                0118657488220636
                (Issuer's telephone number, including area code)

                                       N/A
         (Former name, former address, or former fiscal year if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Issuer had 21,840,000 shares of Common Stock, par value $.0001, outstanding as of November 12, 2004.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ..............................................3

Item 1. Financial Statements.................................................3

Balance Sheet................................................................3

Statement of Operations......................................................4

Statement of Cash Flows......................................................5

Notes to Financial Statements................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation............7

Item 3. Controls and Procedures..............................................9

PART II-OTHER INFORMATION...................................................10

Item 1. Legal Proceedings...................................................10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3. Defaults Upon Senior Securities.....................................10

Item 4. Submission of Matters to a Vote of Security Holders.................10

Item 5. Other Information...................................................10

Item 6. Exhibits and Reports on Form 8-K....................................10

SIGNATURES..................................................................11

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)

================================================================================

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $    --
                                                                        -------

TOTAL ASSETS                                                            $    --
                                                                        =======

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Note payable - stockholder                                            $   184
                                                                        -------
     TOTAL CURRENT LIABILITIES                                              184
                                                                        -------
STOCKHOLDER'S DEFICIENCY:
  Common stock - $0.0001 par value
     100,000,000 shares authorized
      21,840,000 shares issued and outstanding                            2,184
  Accumulated deficit                                                    (2,368)
                                                                        -------
     TOTAL STOCKHOLDER'S DEFICIENCY                                        (184)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $    --
                                                                        =======

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

================================================================================

                                                           Three Months           From Inception
                                                               Ended             (June 17, 2003) to
                                                         September 30, 2004      September 30, 2004

REVENUE                                                     $          --           $          --

GENERAL AND ADMINISTRATIVE EXPENSES:
    Organization and related expenses                                  --                   2,368
                                                            -------------           -------------

NET LOSS                                                    $          --           $      (2,368)
                                                            =============           =============

Basic and diluted loss per share                            $        0.00           $       (0.00)
                                                            =============           =============

Weighted average number of common shares outstanding           21,840,000              21,840,000
                                                            =============           =============

================================================================================

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

================================================================================

                                                      Three Months             From Inception
                                                         Ended               (June 17, 2003) to
                                                   September 30, 2004        September 30, 2004
OPERATING ACTIVITIES:
  Net loss                                              $       --               $   (2,368)
  Issuance of stock for services rendered                       --                    2,184
                                                        ----------               ----------
NET CASH USED IN OPERATING ACTIVITIES                           --                     (184)
                                                        ----------               ----------

FINANCING ACTIVITIES:
  Advances from stockholder                                     --                      184
                                                        ----------               ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                      184
                                                        ----------               ----------

INCREASE IN CASH AND CASH EQUIVALENTS                           --                       --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 --                       --
                                                        ----------               ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $       --               $       --
                                                        ==========               ==========

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)

================================================================================

1.    ORGANIZATION

      AUX (USA) Inc. ("the Company) was incorporated under the laws of the State of Delaware on June 17, 2003 and has been inactive (except for incurring organization and related expenses) since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

      On November 5, 2004, the Company amended Article One of its Articles of Incorporation to change its name from Heritage Capital Group, Inc. to AUX
      (USA) Inc. This amendment was approved by unanimous consent adopted as of November 3, 2004 by the Company's Board of Directors and its stockholders.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

      The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise", as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity and cash flows disclose activity since the date of the Company's inception.

      ACCOUNTING METHOD

      The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31st.

3.    GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company was incorporated on November 17, 2003, and until October 5, 2004, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of October 5, 2004 to Centerline International Corp. ("Centerline"). Centerline subsequently sold 98% of the Company's stock to ZhongTong Inc. as of October 18, 2004. As of the date of this report, ZhongTong Inc. and Centerline are the sole stockholders of the Company.

Management

The Company is in the development stage and currently has no full-time employees. Mr. Jian Jiang Zheng, the Company's President, Chief Executive Officer, Treasurer and Chief Financial Officer, is the Company's sole officer. All references herein to management of the Company are to Mr. Zheng.

Search For Business Opportunities

The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. The shareholders of ZhongTong Inc. are affiliated with the AUX Group Co., Ltd. (the "AUX Group"), a Chinese manufacturer which, along with its affiliates and subsidiaries is involved in the production of goods including air conditioners, electrical meters, transformers, automobile and other transportation parts, telephones and telephone batteries, as well as developing real estate and owning the largest non-state-owned hospital in Zhejiang province. The Company is currently contemplating acquiring one or more businesses from the AUX Group or one of its subsidiaries or affiliates, marketing some or all of the AUX Group's products in the United States or performing services for AUX Group in the United States. However, as of the date of this report, the Company has not entered into any binding agreement with AUX Group or any of its subsidiaries or affiliates with respect to any such acquisition, marketing arrangement or service arrangement. It is uncertain whether the Company will pursue any of these plans.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. Although the Company is currently focused on business opportunities with the AUX Group, the Company has not restricted its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company's sole officer. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company is unable to predict when it may participate in a business opportunity. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing or other agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company may become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. As of the date of this report there are currently no arrangements that would result in a change of control of the Company.

It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance. There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations. Because the Company has no capital with which to pay these anticipated expenses, the directors of the Company have agreed that they will, on behalf of the Company, pay all expenses of the Company as they may be incurred with their personal funds. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount the directors will pay on behalf of the Company. The directors have agreed to continue to pay those expenses until the Company completes a business combination. Should the directors fail to pay such expenses, the Company has not identified any alternative sources, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or his affiliates or associates.

Off Balance Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

The Issuer is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      Regulation    Exhibit
      S-B Number

      3.1           Amendment to the Articles of Incorporation (1)

      31 Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed as an exhibit to the Company's Form 8-K filed on November 10, 2004.

      (b) Reports on Form 8-K.

      No Reports on Form 8-K were filed during the period ended September 30, 2004.

SIGNATURES

      In accordance with the requirements of the Exchange Act, AUX (USA) Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUX (USA) INC.
Dated: November 12, 2004


                                    By: /s/ Jian Jiang Zheng
                                        ----------------------------------------
                                    Name:  Jian Jiang Zheng
                                    Title: President and Chief Executive Officer
                                           Treasurer and Chief Financial Officer