Form 10KSB
period 2004-12-31
AUX (USA) INC.
filed 2005-03-31
CIK 1289277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
       1934
       For the fiscal period ended: December 31, 2004

|_| Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from ________ to _________

                       Commission File Number: 0001289277

                                 AUX (USA) INC.
           (Name of Small Business Issuer as specified in its charter)

           DELAWARE                                                 NONE
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

                               c/o ZhongTong Inc.
                         (315100) 566 East Yinzhou Road
                        Ningbo, Zhejiang Province, China
                    (Address of principal executive offices)

                                0118657488220636
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |X|

State issuer's revenues for its most recent fiscal year: 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None

The Issuer had 21,840,000 shares of Common Stock, par value $.0001, outstanding as of March 30, 2005.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I ...................................................................................................................    3

Item 1.    Description of Business .......................................................................................    3

Item 2.    Description of Property .......................................................................................    3

Item 3.    Legal Proceedings .............................................................................................    3

Item 4.    Submission of Matters to a Vote of Security Holders ...........................................................    3

PART II ..................................................................................................................    4

Item 5.    Market for Common Equity and related Stockholder Matters ......................................................    4

Item 6.    Management's Discussion and Analysis or Plan of Operation .....................................................    4

Item 7.    Financial Statements ..........................................................................................    7

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................    7

Item 8A.   Controls and Procedures .......................................................................................    7

Item 8B.   Other Information .............................................................................................    8

PART III .................................................................................................................    8

Item 9.    Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act    8

Item 10.   Executive Compensation ........................................................................................    8

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ................    9

Item 12.   Certain Relationships and Related Transactions ................................................................    9

Item 13.   Exhibits ......................................................................................................    9

Item 14.   Principal Accountant Fees and Services ........................................................................    9

SIGNATURES ...............................................................................................................   11

                                     PART I

Item 1. Description of Business

Business Development

Aux (USA) Inc. (referred to herein as the "Company" or the "Issuer") was incorporated in the State of Delaware on November 17, 2003. Until October 5, 2004, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of October 5, 2004 to Centerline International Corp. ("Centerline"). Centerline subsequently sold 98% of the Company's stock to ZhongTong Inc. ("ZhongTong") as of October 18, 2004. As of the date of this report, ZhongTong and Centerline are the sole stockholders of the Company.

Business of Issuer

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. The stockholders of ZhongTong are affiliated with the AUX Group Co., Ltd. (the "AUX Group"), a Chinese manufacturer which, along with its affiliates and subsidiaries is involved in the production of goods including air conditioners, electrical meters, transformers, automobile and other transportation parts, telephones and telephone batteries, as well as developing real estate and owning the largest non-state-owned hospital in Zhejiang province. As of the end of 2004, the Company was contemplating acquiring one or more businesses from the AUX Group or one of its subsidiaries or affiliates, marketing some or all of the AUX Group's products in the United States or performing services for AUX Group in the United States. However, as of the date of this report, the Company has not entered into any binding agreement with AUX Group or any of its subsidiaries or affiliates with respect to any such acquisition, marketing arrangement or service arrangement. The management of the Company now believes that it is unlikely that the Company will pursue any of these plans with the AUX Group in the future, because the AUX Group has indicated that it is presently not interested in a transaction with the Company. The Company is therefore exploring other opportunities for an acquisition or similar transaction can be found.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. Although the Company recently focused on business opportunities with the AUX Group, pursuing any of these opportunities currently appears unlikely. Because the Company has not restricted its search to any specific kind of firm, it may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

At the present time, the Company has no paid employees, on either a full or part-time basis. The sole officer and the directors of the Company serve without compensation.

Item 2. Description of Property

The Company does not own or lease offices or property of any kind.

Item 3. Legal Proceedings

The Issuer is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

In the fourth quarter of 2004, the following matters were submitted to the Company's security holders:

In connection with the sale of all of the issued and outstanding stock of the Company, on October 5, 2004, the Company's stockholders elected Ms. Kang-Wei Ho as the Company's sole officer and director, pursuant to a unanimous written consent. Mr. William Tay, formerly the Company's sole officer and director, resigned as of that date.

In connection with the sale of a majority of the issued and outstanding shares of the Company to ZhongTong, as of October 18, 2004, Ms. Ho resigned as the Company's sole officer and director. Pursuant to a unanimous written consent, on October 18, 2004, the Company's stockholders elected the following individuals to serve on the Company's board of directors: Mr. Jian Jiang Zheng, Mr. Jiang Zheng and Mr. Xi Wan He.

On November 3, 2004, pursuant to a unanimous written consent, the Company's stockholders voted to amend the Company's Certificate of Incorporation to change the Company's name from "Heritage Capital Group, Inc." to "AUX (USA) Inc."

                                    PART II

Item 5.       Market for Common Equity and related Stockholder Matters

(a) Market Information.

The Company's common equity is not traded on any public market.

(b) Holders.

All of the Company's equity is held by two holders, Centerline and ZhongTong.

(c) Dividends.

The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

(d) Securities authorized for issuance under equity compensation plans.

The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company was incorporated on November 17, 2003, and until October 5, 2004, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of October 5, 2004 to Centerline. Centerline subsequently sold 98% of the Company's stock to ZhongTong as of October 18, 2004. As of the date of this report, ZhongTong and Centerline are the sole stockholders of the Company.

The Company has no operations and no revenues. All expenses of the Company have been advanced by ZhongTong. The Company has a liability in such regard as of December 31, 2004 in the aggregate amount of $27,348.06.

Management

The Company is in the development stage and currently has no full-time employees. Since October 18, 2004, Mr. Jian Jiang Zheng, the Company's President, Treasurer and Secretary, has been the Company's sole officer. All references herein to management of the Company are to Mr. Zheng.

Search for Business Opportunities

The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. The stockholders of ZhongTong are affiliated with the AUX Group, a Chinese manufacturer which, along with its affiliates and subsidiaries is involved in the production of goods including air conditioners, electrical meters, transformers, automobile and other transportation parts, telephones and telephone batteries, as well as developing real estate and owning the largest non-state-owned hospital in Zhejiang province. As of the end of 2004, the Company was contemplating acquiring one or more businesses from the AUX Group or one of its subsidiaries or affiliates, marketing some or all of the AUX Group's products in the United States or performing services for AUX Group in the United States. However, as of the date of this report, the Company has not entered into any binding agreement with AUX Group or any of its subsidiaries or affiliates with respect to any such acquisition, marketing arrangement or service arrangement. The management of the Company now believes that it is unlikely that the Company will pursue any of these plans with the AUX Group in the future, because the AUX Group has indicated that it is presently not interested in a transaction with the Company. The Company is therefore exploring other opportunities for an acquisition or similar transaction can be found.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. Although the Company recently focused on business opportunities with the AUX Group, pursuing any of these opportunities currently appears unlikely. Because the Company has not restricted its search to any specific kind of firm, it may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing or other agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the stockholders of the target company, typically, become the majority of the stockholders of the combined company, the board of directors and officers of the target company may become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. As of the date of this report there are currently no arrangements that would result in a change of control of the Company.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.

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

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations. Because the Company has no capital with which to pay these anticipated expenses, ZhongTong has advanced, on behalf of the Company, all expenses of the Company as they have been incurred. Such payments have been made without expectation of repayment unless the owners of the business which the Company acquires or merges with agrees to repay all or a portion of such expenses. Should ZhongTong fail to pay such expenses in the future, the Company has not identified any alternative sources, and there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company does not intend to borrow any funds to make any payments to the Company's management.

Off Balance Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.

Item 7. Financial Statements

See Index to Consolidated Financial Statements immediately following the signature page of this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 11, 2004, the Company replaced its independent auditor, Child, Sullivan & Company. During the Company's most recent fiscal years (and since the formation of the Company), the opinion of Child, Sullivan & Company did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors.

During the Company's most recent fiscal years, there were no disagreements with Child, Sullivan & Company on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Child, Sullivan & Company would have caused Child, Sullivan & Company to make reference to the subject matter of the disagreement in connection with its reports.

Effective as of November 11, 2004, the Company has retained Paritz & Company, P.A., as its independent auditor.

Item 8A. Controls and Procedures

It is the responsibility of the sole office of the Company (who serves as Chief Executive Officer and Chief Financial Officer) to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of December 31, 2004, management conducted an evaluation of the Company's disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of December 31, 2004. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

At the present time, the sole officer of the Company is Jian Jiang Zheng, who serves as President, Treasurer and Secretary. The Company's three directors are Jian Jiang Zheng, Jiang Zheng, and Xi Wan He. Each of these three individuals will serve as director until the next annual meeting of stockholders, or until his death, resignation, retirement, removal, disqualification, and until his successors have been elected and qualified. The biographical information for the Company's directors is as follows:

Name                       Age    Position                                             Director
Jian Jiang Zheng           44     President, Treasurer, Secretary and Director         2004-Present
Jiang Zheng                39     Director                                             2004-Present
Xi Wan He                  48     Director                                             2004-Present

JIAN JIANG ZHENG is a director of Ningbo Sanxing Group Co., Ltd. He is the Chairman and Chief Executive Officer of AUX Group Co., Ltd. Mr. Jian Jiang Zheng is the elder brother of Mr. Jiang Zheng. Mr. Jian Jiang Zheng is married to Mr. Xi Wan He's sister.

JIANG ZHENG is an engineer. He is Vice Chairman and Vice President of Ningbo Sanxing Group Co., Ltd. Mr. Jiang Zheng is the brother of Mr. Jian Jiang Zheng.

XI WAN HE is an engineer. He is the Chairman of Ningbo Sanxing Group Co., Ltd. Mr. Xi Wan He's sister is married to Mr. Jian Jiang Zheng.

Section 16(a) of the Securities exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3 and 4 furnished to the Company with respect to the year ended December 31, 2004 (no Form 5 was filed), to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the event that the Company engages in a merger, acquisition or similar activity, as discussed in Item 6 hereof.

Item 10. Executive Compensation

None of the Company's officers and directors have received any compensation from the Company. Each is presently serving without an employment contract.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of March 30, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

                                                                                       Shares Beneficially Owned
----------------------------------------------------------------------------------------------------------------------
Name/Address of Beneficial Owner                                Title of Class        Number            Percent
----------------------------------------------------------------------------------------------------------------------
ZhongTong Inc.                                                  Common                21,403,200        98%
(315100) 566 East Yinzhou Road
Ningbo, Zhejiang Province, China
----------------------------------------------------------------------------------------------------------------------
All Directors and Officers as a Group (3 Persons)               Common                0                 0%
----------------------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits

The following documents have been filed as a part of this annual report:

Exhibit No.         Description of Exhibits
-----------         -----------------------
3.1                 Articles of Incorporation (1)
                    Amendment to the Articles of Incorporation (2)
3.2                 Bylaws (3)
31.1                Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
32.1                Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the exhibit to the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 25, 2004.

(2) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004.

(3) Incorporated by reference to the exhibit to the Company's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 25, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 totaled $2,930.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended December 31, 2004, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the year ended December 31, 2004 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. for services other than those described above, for the year ended December 31, 2004, were $0.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AUX (USA) INC.
Dated: March 30, 2005

                              By: /s/ Jian Jiang Zheng
                                 ----------------------------------------
                                 Name:  Jian Jiang Zheng
                                 Title: President and Chief Executive Officer
                                        Treasurer and
                                        Principal Accounting Officer
                                        Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2005         By: /s/ Jian Jiang Zheng
                                 ----------------------------------------
                                 Name:  Jian Jiang Zheng
                                 Title: President and Chief Executive Officer
                                        Treasurer and
                                        Principal Accounting Officer
                                        Director


Dated: March 30, 2005         By: /s/ Jiang Zheng
                                 ----------------------------------------
                                 Name:  Jiang Zheng
                                 Title: Director


Dated: March 30, 2005         By: /s/ Xi Wan He
                                 ----------------------------------------
                                 Name:  Xi Wan He
                                 Title: Director

                                 AUX (USA) INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item                                                                   Page No.
----                                                                   --------

Independent Auditor's Report                                           F-1

Financial Statements                                                   F-2

Notes to Consolidated Financial Statements                             F-5

                       [Letterhead of Paritz & Co., P.A.]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
AUX (USA) Inc.
(Formerly Heritage Capital Group, Inc.)
(A Development Stage Company)

      We have audited the accompanying balance sheet of Aux (USA) Inc. (formerly Heritage Capital Group, Inc.) (A Development Stage Company) as of December 31, 2004 and the related statements of operations and cash flows for the year ended December 31, 2004 and for the period from inception (June 17, 2003) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aux (USA) Inc. (formerly Heritage Capital Group, Inc.) (A Development Stage Company) as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception (June 17, 2003) to December 31, 2004 in conformity with the standards of the Public Company Accounting Oversight Board (United States).

                                        Paritz & Company, P.A.

Hackensack, New Jersey
March 5, 2005

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2004
================================================================================

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $     --
                                                                       --------

TOTAL ASSETS                                                           $     --
                                                                       ========


                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

  Advances from stockholder                                            $ 27,532
                                                                       --------
TOTAL CURRENT LIABILITIES                                                27,532

STOCKHOLDER'S DEFICIENCY:
  Common stock - $0.0001 par value
     100,000,000 shares authorized

      21,840,000 shares issued and outstanding                            2,184
  Accumulated deficit                                                   (29,716)
                                                                       --------
     TOTAL STOCKHOLDER'S DEFICIENCY                                     (27,532)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                         $     --
                                                                       ========

================================================================================

                        See notes to financial statements

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
================================================================================

                                                                             From Inception
                                                             Year Ended    (June 17, 2003) to
                                                         December 31, 2004  December 31, 2004
REVENUE                                                      $       --         $       --

GENERAL AND ADMINISTRATIVE EXPENSES:
    Organization and related expenses                            27,348             29,716
                                                             ----------         ----------

NET LOSS                                                     $  (27,348)        $  (29,716)
                                                             ==========         ==========

Basic and diluted loss per share                             $    (0.00)        $    (0.00)
                                                             ==========         ==========

Weighted average number of common shares outstanding         21,840,000         21,840,000
                                                             ==========         ==========


================================================================================

                        See notes to financial statements

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

================================================================================

                                                                         From Inception
                                                        Year Ended     (June 17, 2003) to
                                                    December 31, 2004  December 31, 2004
OPERATING ACTIVITIES:
  Net loss                                              $  (27,348)        $  (29,716)
  Issuance of stock for services rendered                       --              2,184
                                                        ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                           --            (27,532)
                                                        ----------         ----------

FINANCING ACTIVITIES:
  Advances from stockholder                                 27,348             27,532
                                                        ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   27,348             27,532
                                                        ----------         ----------

INCREASE IN CASH AND CASH EQUIVALENTS                           --                 --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 --                 --
                                                        ----------         ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $       --         $       --
                                                        ==========         ==========

--------------------------------------------------------------------------------

                        See notes to financial statements

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
================================================================================

1     ORGANIZATION

      AUX (USA) Inc. ("the Company) was incorporated under the laws of the State of Delaware on June 17, 2003 and has been inactive (except for incurring organization and related expenses) since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

      On November 5, 2004, the Company amended Article One of its Articles of Incorporation to change its name from Heritage Capital Group, Inc. to AUX
      (USA) Inc. This amendment was approved by unanimous resolutions adopted as of November 3, 2004 by the Company's stockholders and Board of Directors.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3     GOING CONCERN

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