Form 10QSB
period 2005-03-31
AUX (USA) INC.
filed 2005-05-17
CIK 1289277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2005

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

The Issuer had 21,840,000 shares of Common Stock, par value $.0001, outstanding as of May 10, 2005.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ..............................................  3

Item 1.  Financial Statements................................................  3

Balance Sheet................................................................  3

Statement of Operations......................................................  4

Statement of Cash Flows......................................................  5

Notes to Financial Statements................................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation...........  7

Item 3.  Controls and Procedures.............................................  9

PART II-OTHER INFORMATION.................................................... 10

Item 1.  Legal Proceedings................................................... 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 10

Item 3.  Defaults Upon Senior Securities..................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Other Information................................................... 10

Item 6.  Exhibits and Reports on Form 8-K.................................... 10

SIGNATURES................................................................... 11

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)

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
                                                                       ========

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months      From Inception
                                                            Ended        (June 17, 2003) to
                                                        March 31, 2005     March 31, 2005

REVENUE                                                   $        --        $        --

GENERAL AND ADMINISTRATIVE EXPENSES:
    Organization and related expenses                              --             29,716
                                                          -----------        -----------

NET LOSS                                                           --        $   (29,716)
                                                          ===========        ===========

Basic and diluted loss per share                          $     (0.00)       $     (0.00)
                                                          ===========        ===========

Weighted average number of common shares outstanding       21,840,000         21,840,000
                                                          ===========        ===========

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months     From Inception
                                                      Ended       (June 17, 2003) to
                                                  March 31, 2005    March 31, 2005
OPERATING ACTIVITIES:
  Net loss                                                  --         $(29,716)
  Issuance of stock for services rendered                   --            2,184
                                                      --------         --------
NET CASH USED IN OPERATING ACTIVITIES                       --          (27,532)
                                                      --------         --------

FINANCING ACTIVITIES:
  Advances from stockholder                                 --           27,532
                                                      --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --           27,532
                                                      --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                       --               --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             --               --
                                                      --------         --------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $     --         $     --
                                                      ========         ========

                                 AUX (USA) INC.
                (Formerly Known as Heritage Capital Group, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

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

The Company has no operations and no revenues. All expenses of the Company have been advanced by ZhongTong. The Company has a liability in such regard as of March 31, 2005 in the aggregate amount of $27,348.06.

Management

The Company is in the development stage and currently has no full-time employees. Since October 18, 2004, Mr. Jian Jiang Zheng, the Company's President, Treasurer and Secretary, has been the Company's sole officer. All references herein to management of the Company are to Mr. Zheng.

Search for Business Opportunities

The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. The stockholders of ZhongTong are affiliated with the AUX Group, a Chinese manufacturer which, along with its affiliates and subsidiaries is involved in the production of goods including air conditioners, electrical meters, transformers, automobile and other transportation parts, telephones and telephone batteries, as well as developing real estate and owning the largest non-state-owned hospital in Zhejiang province. In the fourth quarter of 2004, the Company contemplated acquiring one or more businesses from the AUX Group or one of its subsidiaries or affiliates, marketing some or all of the AUX Group's products in the United States or performing services for AUX Group in the United States. However, as of the date of this report, the Company has not entered into any binding agreement with AUX Group or any of its subsidiaries or affiliates with respect to any such acquisition, marketing arrangement or service arrangement. The management of the Company now believes that it is unlikely that the Company will pursue any of these plans with the AUX Group in the future, because the AUX Group has indicated that it is presently not interested in a transaction with the Company. The Company is therefore exploring other opportunities for an acquisition or similar transaction can be found.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(1)   Filed as an exhibit to the Company's Form 8-K filed on November 10, 2004.

      (b)   Reports on Form 8-K.

      No Reports on Form 8-K were filed during the period ended March 31, 2005.

SIGNATURES

      In accordance with the requirements of the Exchange Act, AUX (USA) Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AUX (USA) INC.
Dated:  May 17, 2005

                                    By:    /s/ Jian Jiang Zheng
                                           ---------------------------
                                    Name:  Jian Jiang Zheng
                                    Title: President and Chief Executive Officer
                                           Treasurer and Chief Financial Officer